Form 10-K
period 2007-12-31
Citigroup Mortgage Loan Trust 2007-AHL3
filed 2008-03-31
CIK 1399720

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-138237-18
                      -------------------


                 Citigroup Mortgage Loan Trust 2007-AHL3
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)

Commission file number of registrant  333-138237
                                     -------------------

                   Citigroup Mortgage Loan Trust Inc.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Citigroup Global Markets Realty Corp.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

         Delaware                                   01-0791848
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

390 Greenwich Street, 4th Floor, New York, New York           10013
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)-816-6000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer
                       ---

Accelerated filer
                 ---

Non-accelerated filer X   (do not check if a smaller reporting company)
                     ---

Smaller reporting company
                         ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.


                                    PART I


Item 1. Business.

Omitted.


Item 1A. Risk Factors.

Omitted.


Item 1B. Unresolved Staff Comments.

Omitted.


Item 2. Properties.

Omitted.


Item 3. Legal Proceedings.

Omitted.


Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exist. There are approximately 44 holders of record as of the end of the reporting year


Item 6. Selected Financial Data.

Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.


Item 8. Financial Statements and Supplementary Data.

Omitted.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.


Item 9A. Controls and Procedures.

Omitted.


Item 9A(T). Controls and Procedures.

Omitted.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate.

Omitted.


Item 11. Executive Compensation.

Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.


Item 14. Principal Accounting Fees and Services.

Omitted.


                              PART IV
        ADDITIONAL ITEMS required by General Instruction J


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB. Significant Enhancement
Provider Financial Information.

No entity or group of affiliated entities provides any external credit support enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB. Certain Derivatives Instruments. (Financial Information).

Bear Stearns Financial Products Inc. provides an interest rate swap agreement for the trust as disclosed in the 424(b)(5) prospectus supplement. No additional disclosure is necessary because the significance percentage for the interest rate swap provider is less than 10%.



Item 1117 of Regulation AB.  Legal Proceedings.

Legal Proceedings Related to the Depositor and the Issuing Entity

On March 19, 2008, a complaint was filed with the Supreme Court of the State of New york, County of Nassau, against Citigroup Mortgage Loan Trust 2007-AHL3 and the Depositor by the City of Ann Arbor Employees' Retirement System, individually and on behalf of all other similarly situated. The complaint alleges violations of Section 11 of the Securities Act of 1933 based on various omissions and misstatements in the Registration Statement, the Prospectus and the Prospectus Supplement with respect to the mortgage loans underlying the transaction.

Legal Proceedings Related to Accredited Home Lenders, Inc.

       In October 2007, as a result of the merger between LSF5 Accredited Merger Co., Inc., and Accredited Home Lenders Holding Co. ("AHLHC"), AHLHC succeeded to the position of LSF5 Accredited Merger Co., Inc., as a defendant in a class action lawsuit, McNeil, et al. v. Lone Star Fund V (U.S.), L.P., et al., brought in the United States District Court for the Central District of California. The complaint alleges that the failure of defendants to consummate the purchase of AHLHC at the original price of $15.10 per share constitutes a breach of contract as to each of the defendants and a breach of guaranty by defendant Lone Star Fund V (U.S.), L.P. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, attorneys' fees, and any other relief the court may grant. AHLHC and the other defendants have filed a motion to dismiss, the hearing on which is scheduled for March 17, 2008. AHLHC intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company's financial position and results of operations.

     In October 2007, AHLHC and Accredited Home Lenders, Inc. ("AHL") were served with a class action complaint, Seigel v. Accredited Home Lenders, Inc. et al., brought in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that AHLHC and AHL violated the Worker Adjustment and Retraining Notification ("WARN") Act by failing to provide 60 days' notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant
closing effectuated by AHL on or about August 22, 2007.   The plaintiffs seek
to recover, on behalf of themselves and other similarly situated former mployees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys' fees and costs of suit. A motion to certify a class has not been filed. The Company intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In September 2007, AHLHC and AHL were served with a class action complaint, Hayes v. Accredited Home Lenders Holding, Co.et al., brought in the United States District Court for the Southern District of California. The complaint alleges that AHLHC and AHL violated the WARN Act by failing to provide 60 days' notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys' fees and costs of suit. AHL has stipulated to the transfer of this matter to the United States District Court for the Western District of Texas to be consolidated with Viera et al. v. Accredited Home Lenders Holding, Inc.[sic], discussed below, and the certified class to which AHL stipulated in Viera will be increased to include the members of the Hayes class. The Company intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In August 2007, AHLHC and AHL were served with a class action complaint, Taylor v. Accredited Home Lenders Holding, Co. and Accredited Home Lenders, Inc. brought in the United States District Court for the Southern District of California. The complaint alleges AHLHC and AHL violated the Equal Credit Opportunity Act and Fair Housing Act by charging, through the use of a discretionary pricing policy, a higher Annual Percentage Rate ("APR") to African-American borrowers than the APR charged to similarly situated Caucasian borrowers. The plaintiff seeks to recover, on behalf of herself and other similarly situated African-American borrowers, compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys' fees and costs of suit. On November 5, 2007, AHLHC and AHL filed a motion to dismiss, a hearing on which is set for May 5, 2008. A motion to certify a class has not been filed. AHLHC and AHL intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In August 2007, AHL was served with a class action complaint, Viera et al. v. Accredited Home Lenders Holding, Inc.[sic], brought in the United States District Court for the Western District of Texas. The complaint alleges that AHL violated the WARN Act by failing to provide 60 days' notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 10 and 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys' fees and costs of suit. AHL has stipulated to certification of the class in the absence of viable grounds for opposing certification, but AHL otherwise intends to vigorously defend the matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In July 2007 AHL, AHLHC and Accredited Mortgage Loan REIT Trust ("the REIT") were served with a complaint, National Community Reinvestment
Coalition ("NCRC") v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys' fees and costs of suit. On September 21, 2007, AHLHC, AHL, and the REIT filed a motion to dismiss, a hearing on which is set for April 30, 2008. The Company intends to continue to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

     In December 2007, AHL was served with a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 16 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys' fees and costs of suit. AHL's response to the complaint is due April 14, 2008, and AHL intends to vigorously defend the matter. A motion to certify a class has not yet been filed. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

      In March 2007, AHLHC was served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by AHLHC and certain members of senior management. AHLHC is aware that five similar securities class actions, Joory
 v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. On January 4, 2008, the Court denied AHLHC's motion to dismiss and granted the REIT's motion to dismiss with leave to file an amended complaint by February 4, 2008. Plaintiffs did not file an amended complaint. AHLHC's answer to the complaint is due March 14, 2008. A motion to certify a class has not been filed. The Company intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the consolidated lawsuit. However, the Company believes that any loss in this matter will be substantially or completely covered by insurance and that this matter will not have a material adverse effect on the Company's financial position or results of operations.

     In March 2007, AHL was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed. AHL intends to continue to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In February 2007, AHL acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of the mergers between AHLHC and Aames Investment Corporation ("AIC") and between certain of their respective subsidiaries, AHLhas succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation ("AFC")) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit. A motion to certify a class has not yet been filed. AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

     In October 2006, as a result of the mergers referenced above, AHL succeeded to the position of AFC under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution's requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed. AHL intends to continue to vigorously defend this matter if necessary following the resolution of the similar action pending before the court. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company's financial position and results of operations.

     In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George's County, Maryland. The complaint alleges that AHL's origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the "SMLL") and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs' second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that AHL's origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted AHL's motion to dismiss this new claim on the basis that the SMLL's prohibition of balloon payments was and is preempted by the federal Alternative Mortgage
Transactions Parity Act. On October 17, 2007, AHL filed a motion for summary judgment. On November 11, 2007, plaintiffs filed a motion for summary judgment. On February 29, 2008, the court heard argument on the parties' respective motions for summary judgment, but has not yet issued any rulings.
A motion to certify a class has not been filed AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

        In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court's December 9, 2005, decision granting AHL's and AHLHC's motion to (1) dismiss with prejudice plaintiff's claim that AHL's offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff's request for declaratory and injunctive relief, and (3) sever plaintiff's claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff's remaining claim is that AHL's offer of credit did not meet FCRA's "firm offer" requirement. On May 15, 2007, the court granted plaintiff's motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, AHL and AHLHC filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. On September 14, 2007, the Ninth Circuit Court of Appeals denied the Petition filed by AHL and AHLHC. This matter has been settled, subject to a fairness hearing, for an amount immaterial to the Company's financial condition and results of operations.

     In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. The parties have agreed to, and the court has preliminarily approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the court has certified for settlement purposes. The amount payable by the Company under the settlement is approximately $1.8 million, which was accrued for in 2006.

     In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL's payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. On February 29, 2008, the court approved the parties' joint motion for preliminary approval of a settlement agreement between the parties, and the court scheduled a final approval hearing for June 6, 2008. The Company does not believe the amount payable by the Company under the settlement agreement will have a material adverse effect on its financial condition or results of operations.

     Accredited has accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accrual to be material.

     In addition, because the nature of Accredited's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, Accredited is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. Accredited is also subject to legal proceedings in the ordinary course of business related to employment matters. Accredited does not believe that the resolution of these lawsuits will have a material adverse effect on its financial condition or results of operations.

Legal Proceedings Related to Countrywide Home Loan Servicing LP

      Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("CFC") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of the servicer, CFC stated that various lawsuits alleging claims for derivative relief on behalf of th CFC and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. CFC stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). CFC stated that these cases allege, among other things, that CFC did not disclose complete and accurate information about mortgage lending practices and financial condition. CFC stated that shareholder derivative cases brought in federal court are brought on CFC's behalf and do not seek recovery of damages from CFC.

      CFC stated that two consolidated cases alleging claims for derivative relief on behalf of CFC are also pending in federal district court in Delaware, and allege, among other things, that certain of CFC's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

      CFC stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against CFC, CFC's directors and Bank of America.

      CFC stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that CFC's directors breached their fiduciary duties to CFC's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. CFC stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

      CFC stated that it is difficult to predict the resulting outcome of hese proceedings, particularly where investigations and proceedings are in early stages. CFC stated that given the inherent difficulty in predicting the outcome of legal proceedings, CFC cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. CFC stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. CFC stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, CFC believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period.

      CFC stated that its assessment is based, in part, on the existence of insurance coverage.

Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

The information regarding this item has been previously filed in a 424(b)(5) filing dated October 31, 2007.

Bear Stearns Financial Products Inc.:

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products
Inc.'s obligations under the interest rate swap agreement. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate swap agreement remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

    Citibank, N.A. instances of material non compliance (See item 15 exhibits
    (33)(a) and (34)(a)):

    1122(d)(2)(i) Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements. With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents. In a sample of selected payments on pool assets received by the Company, this finding was identified once. In that instance, the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any transaction party other than the Company.

    1122(d)(3)(ii) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements. With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors.

Item 1123 of Regulation AB, Servicer Compliance Statement.

    See item 15 exhibit (35)



Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Pooling and Servicing Agreement dated as of June 1, 2007 among Citigroup Mortgage Loan Trust, Inc., as Depositor, Citibank, N.A., as Trust Administrator, U.S. Bank National Association, as Trustee, Countrywide Home Loans LP, as Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on July 13, 2007).

      (10)  Incorporated by reference as Exhibit (4).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Citibank, N.A., as Trust Adminstrator
            (b)  Citibank, N.A., as Custodian
            (c)  Countrywide Home Loans LP, as servicer

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Citibank, N.A., as Trust Adminstrator
            (b)  Citibank, N.A., as Custodian
            (c)  Countrywide Home Loans LP, as servicer

      (35)  Servicer Compliance Statement.
            (a)  Countrywide Home Loans LP, as servicer


      (99) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.









                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President (Senior officer in charge of securitization of the Depositor)



Date   March 28, 2008
      -----------------------------------------------------